Form 10QSB
period 1996-03-31
MEDMARCO INC
filed 1996-05-14
CIK 882707

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                      FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1996.

[ ]       Transition Report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934 for the Transition Period from ____________ to ____________.

Commission file number 1-11534


                                 MEDMARCO, INC.
       (Exact name of small business issuer as specified in its charter)


          Utah                                               48-1092064
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)



                       215 South State Street, Suite 535
                            Salt Lake City, Utah 84111
                    (Address of principal executive offices)

                                 (801) 532-7525
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

The number of shares outstanding of the Company's common stock, par value $.001, as of April 30, 1996 was 3,869,721.

Transitional Small Business Disclosure Format (Check one) Yes [ ]  No [X]

                                      PART I
                               FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

     The interim (unaudited) financial statements of the Company for the reporting period and the comparable quarter for the preceding year are attached to and form a part of this report. The financial statements should be read in conjunction with the following explanatory notes.

1.     Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.     Short-Term Debt:

     In January 1996, the Company paid-off the $700,000 balance of a note payable to the former stockholders of Oxycare, Inc. ("Oxycare"). The pay-off was in accordance with the terms of the purchase agreement entered into by the Company and the sellers on December 21, 1995.

     On January 12, 1996, certain holders of the Company's Series A Convertible Debentures converted debentures with a principal value of $40,000 into shares of the Company's common stock. The Company issued 42,522 shares pursuant to the conversion at a price of approximately $.94 per share.

3.     Long-Term Debt:

     On March 31, 1996, the Company was obligated to retire approximately $220,000 of amounts owning on a note payable to a bank. Subsequent to the period covered by this report, the bank agreed to extend the note for an additional six months on terms similar to those previously existing.

4.     Commitments and Contingencies:

          Litigation

     As reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, on February 26, 1996, the former president of Health Industries, Inc. ("HII") and his wife filed a lawsuit against HII, the Company, and certain of its former officers and directors and a current director, alleging, among other things, breach of purchase agreement, breach of employment agreement and wrongful termination. Due to the preliminary state of the lawsuit, management, after consultation with legal counsel, is unable to estimate the ultimate liability, if any, that the Company might be subject to in this matter. Management believes that the lawsuit is without merit and that the Company will ultimately prevail in this action. However, the ultimate resolution of this matter could result in additional expense and liability to the Company in the near term. Subject to the resolution of this matter, the Company has ceased making payments on a note payable to the former president (see "Legal Proceedings" under Part II, Item 1. below).

          Registration Rights

     In connection with its acquisition of Oxycare the Company agreed to register, within six months from the date of the acquisition, 275,000 shares of common stock and 225,000 common shares subject to the exercise of the warrants issued as consideration for the purchase of the outstanding capital stock of Oxycare. The Company is obligated to pay all expenses (except those related to the shares of the former Oxycare stockholders' legal counsel) related to this offering under the agreement.

5.     Stockholders' Equity:

     On February 12, 1996, the Board of Directors of the Company granted the current Chief Executive Officer and Chief Financial Officer non-qualified options to purchase common stock in connection with the Company's 1993 Stock Option Plan. The aggregate number of shares subject to the issuance upon exercise of options granted these officers totals 400,000. All options have an exercise price of $1.00 (the quoted market value of the common stock on the date the options were granted). In accordance with APB Opinion No., 25, the Company will not be required to record any compensation expense related to these options. The options vest over a four year period with 20% vesting on the date of grant, and 20% to vest for each full year of service thereafter.

6.     Impact of Business Combination:

     The Company acquired all of the issued and outstanding stock of Oxycare, a supplier of DME medical equipment, on December 21, 1995. The acquisition was accounted for as a purchase, and as such, Oxycare's operating results have been included with those of the Company since the date of acquisition. For the three months ending March 31, 1996, Oxycare's revenues and related pre-tax income were approximately $360,000 and $80,000, respectively.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Revenues for the first quarter of 1996 totaled $3,139,000 compared to revenues of $3,159,000 during the same quarter in 1995. This is a decrease of approximately one percent. Revenues for the quarter remained level due primarily to the addition of Oxycare (which contributed about $360,000 in additional revenue to the first quarter) offset by a reduction in revenue due to the elimination and consolidation of certain unprofitable product lines, primarily in retail pharmacy.

     Cost of revenues decreased approximately 10% during the three months ended March 31, 1996 when compared to the same quarter in 1995, or $1,484,000 compared to $1,639,000. The reduction in the cost of revenues was a result of a reduction in retail pharmacy sales which carry a lower gross margin, and a corresponding increase in DME related revenue, which has higher gross margins.

     Selling, general and administrative expenses for the quarter ending March 31, 1996 totaled $1,772,000, compared to $1,931,000 for the first quarter in 1995, and compared to $2,340,000 for the immediately preceding quarter (the fourth quarter of 1995). This is a reduction of 9% and 25%, respectively. The reason for the decline in operating expenses of approximately $159,000 over the same period in 1995, and the decline in expenses of approximately $568,000 over the immediately preceding fourth quarter of 1995, was due in large part to Management's restructuring efforts which commenced in the first quarter of 1996.

     The Company incurred a loss during the first quarter of 1996 of $(189,000) or $(.05) per share, compared to a net loss of $(373,000) or $(.08)
per share for the same period in 1995. The reduction in the net loss for the first quarter of 1996 as compared to the first quarter of 1995 was due to the factors mentioned above, primarily the Company's cost cutting efforts and the consolidation of the profitable Oxycare operations commencing in January 1996.

     Management continues to stress reduction of operating expenses and the elimination of unprofitable operating units, and will continue to aggressively pursue additional managed care provider contracts and service agreements. The Company is continually negotiating and bidding for new agreements and for profitable acquisition opportunities.

Liquidity and Capital Resources

     During the first three months of 1996, the Company generated $153,000 in cash from operating activities, compared to a use of cash of $(99,000) for the first quarter of 1995. This was due primarily to a reduction in the loss for the first quarter as compared to last year, and an increase in accounts payable. The Company used cash in both investing and financing activities as it continued to purchase DME rental equipment for its growing equipment business, and as it paid down short and long-term debt during the quarter.

     At March 31, 1996, total current assets were $3,655,000 and total current liabilities were $4,207,000. Included in current liabilities is approximately $1,500,000 due to a financial institution which represents a credit agreement secured by accounts receivable and inventories. The credit agreement is due in late 1997 but has been classified as short-term as the Company currently is not in compliance with the covenants of the agreement (see Part II Item 3. below). Current liabilities increased by $74,000 during the first quarter due primarily to an increase in accounts payable and additional borrowing under the credit agreement, net of the pay-off of a $700,000 short-term note payable which represented the final payment for the Oxycare acquisition.

     Management believes that cash flows from operating activities and available credit lines should provide the necessary working capital for operations during 1996. Management is currently seeking additional equity capital for the Company to help restructure the Company's current working capital deficit and to help finance any future acquisitions. In addition to obtaining new equity capital, Management intends to use securities of the Company in conjunction with asset-based financing to facilitate future acquisitions.

                                    PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     During the period covered by this report, the Company was involved in the following material legal matter outside the ordinary course of business:

     Louis Goldstein and Barbara Goldstein v. Medmarco, Inc., et al., filed in Superior Court, Maricopa County, Phoenix, Arizona. Mr. and Mrs. Goldstein brought the above-titled action in February 1996, alleging wrongful termination, fraud and breach of contract against the Company and its officers and directors. The Company denies all of the plaintiffs' claims and allegations and intends to vigorously defend the action and to assert counterclaims against the Goldsteins for their actions in connection with the original sale of HII to the Company and management of HII following the acquisition.

ITEM 2.  CHANGES IN SECURITIES.

     During the period covered by this report, the Company extended the expiration date of its Series A and Series B Stock Purchase Warrants from April 8, 1996 to January 31, 1997, as permitted by the terms of the Warrant Agreement governing such securities. As a consequence of this extension, these Warrants will not terminate as originally scheduled and the rights of the holders of such Warrants to exercise the same subject to the remaining terms and conditions of the Warrant Agreement and the Warrants will be unaffected. Without the extension, the Warrants would have expired and the holders would not have any continuing rights to acquire shares of the Company's common stock under such securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company has a credit agreement with a financial institution which enables the Company to borrow on a line-of-credit through November 30, 1997. As of March 31, 1996, the maximum borrowing limit was $2,500,000 with a balance outstanding of approximately $1,500,000. Amounts borrowed by the Company are secured by accounts receivable and inventories and are limited to the borrowing base formula set forth under the credit agreement. In addition, the credit agreement requires that the Company maintain certain working capital, debt to worth and earnings related loan covenants. The Company was not in compliance with these covenants at March 31, 1996, and the lender has not waived its rights to seek remedy under the provisions of the credit agreement. Management does not believe this obligation will be called in advance of its scheduled maturity due to the adequacy of the related collateral.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the reporting period.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.     Exhibits.

            Exhibit 27 -- Financial Data Schedule

     b.     Reports on Form 8-K.

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     MEDMARCO, INC.



     By:  /s/ Thomas O. Bushell                Date:  May 10, 1996
         -----------------------------               -------------------
          Thomas O. Bushell
          Chief Executive Officer


     By:  /s/ William V. Trowbridge            Date:  May 10, 1996
         -----------------------------               --------------------
          William V. Trowbridge
          Chief Financial Officer

MEDMARCO, INC. AND SUBSIDARIES
CONSOLIDATED BALANCE SHEET



                                                                                   March 31,      December 31,
                                                                                     1996             1995
                                                                                --------------   --------------
                                                                                  (unaudited)
         Assets
         --------------------------------------------------------------
         Current Assets:                                                          (unaudited)

             Cash and cash equivalents                                          $      677,000   $      966,000
             Trade accounts receivable, net                                          1,813,000        1,555,000
             Inventories                                                             1,065,000        1,146,000
             Current portion of note receivable                                         58,000           59,000
             Current portion of notes receivable from related party                     17,000           17,000
             Prepaid expenses                                                           25,000           51,000
                                                                                --------------   --------------
                                                                                     3,655,000        3,794,000

         Rental Equipment, net                                                         918,000          906,000
         Property and Equipment, net                                                   351,000          380,000
         Note Receivable, less current portion                                         131,000          146,000
         Notes Receivable from Related Party, less current portion                      22,000           22,000
         Goodwill                                                                    1,156,000        1,184,000
         Deposits                                                                       54,000           53,000
                                                                                --------------   --------------
                                                                                $    6,287,000   $    6,485,000
                                                                                ==============   ==============

         Liabilities and Stockholders' Equity
         --------------------------------------------------------------
         Current Liabilities:
             Note payable and convertible debentures                            $      220,000   $      960,000
             Current portion of long-term debt                                       2,271,000        1,807,000
             Current portion of long-term debt to related party                         44,000           45,000
             Accounts payable                                                        1,147,000          737,000
             Accrued liabilities                                                       525,000          584,000
                                                                                --------------   --------------
                                                                                     4,207,000        4,133,000

         Long-term Debt, less current portion                                          654,000          777,000
         Long-term Debt to Related Party, less current portion                         121,000          121,000
         Other Liabilities                                                              49,000           49,000
                                                                                --------------   --------------
                                                                                     5,031,000        5,080,000
                                                                                --------------   --------------

         Commitments and contingencies

         Stockholders' equity:
             Preferred stock $.001 par value; authorized 20,000,000
                   shares; none issued
             Common stock $.001 par value; authorized 30,000,000
                   shares; 3,869,721 and 3,827,094 shares issued
                   respectively                                                          4,000            4,000
             Additional paid-in capital                                              6,428,000        6,388,000
             Common stock warrants and options                                         668,000          668,000
             Accumulated deficit                                                    (5,844,000)      (5,655,000)
                                                                                --------------   --------------
                                                                                     1,256,000        1,405,000
                                                                                --------------   --------------
                                                                                $    6,287,000   $    6,485,000
                                                                                ==============   ==============

     The notes to the Consolidated Financial Statements are an integral part of these statements.

MEDMARCO, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three months ended
                                                                 ---------------------------
                                                                    March 31,     March 31,
                                                                      1996          1995
                                                                 ------------  ------------
                                                                  (unaudited)   (unaudited)
    Revenues                                                     $  3,139,000  $ 3,159,000
    Cost of revenues                                                1,484,000    1,639,000
                                                                 ------------  -----------
           Gross profit                                             1,655,000    1,520,000

    Selling, general and administrative expenses                    1,772,000    1,931,000
                                                                 ------------  -----------
           (Loss) from operations                                    (117,000)    (411,000)

    Other income (expense)                                            (72,000)      38,000
                                                                 ------------  -----------
           Net (loss) before income taxes                            (189,000)    (373,000)

    Provision for income taxes                                         -            -
                                                                 ------------  -----------
           Net (loss)                                            $   (189,000) $  (373,000)
                                                                 ============  ===========


    Net (Loss) Per Common Share                                  $      (0.05) $     (0.08)
                                                                 ============  ===========

    Weighted Average Common Shares Outstanding                      3,869,721    4,686,581
                                                                 ============  ===========


     The notes to the Consolidated Financial Statements are an integral part of these statements.

MEDMARCO, INC. AND SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              Three months ended
                                                                                      -----------------------------------
                                                                                          March 31,           March 31,
                                                                                            1996                1995
                                                                                       --------------    ----------------
                                                                                         (unaudited)         (unaudited)
         Cash flows from operating activities:
           Net (loss)                                                                 $      (189,000)   $       (373,000)
           Adjustments to reconcile net (loss) to cash provided by
             (used in) operating activities:
                 Depreciation and amortization                                                142,000             175,000
                 Loss from disposition of assets                                                 -                 31,000
                 (Increase) decrease in trade accounts receivable                            (258,000)            143,000
                 (Increase) decrease in inventories                                            81,000            (191,000)
                 (Increase) decrease in prepaid expenses                                       26,000             (44,000)
                 Increase in accounts payable                                                 410,000              88,000
                 Increase (decrease) in accrued liabilities                                   (59,000)             72,000
                                                                                      ---------------    ----------------
         Net cash provided by (used in) operating  activities                                 153,000             (99,000)
                                                                                      ---------------    ----------------

         Cash flows from investing activities:
           Issuance of notes and loans receivable                                             -                   (25,000)
           Payments received on notes receivable                                               16,000              15,000
           Purchase of property and rental equipment                                          (98,000)            (25,000)
                                                                                      ---------------    ----------------
         Net cash (used in) investing  activities                                             (82,000)            (35,000)
                                                                                      ---------------    ----------------

         Cash flows from financing activities:
           Proceeds from issuance of long-term debt                                           431,000             796,000
           Repayments of long-term debt and notes payable                                    (791,000)            (41,000)
                                                                                      ---------------    ----------------
         Net cash provided by (used in) financing activities                                 (360,000)            755,000
                                                                                      ---------------    ----------------

         Net increase (decrease) in cash and cash equivalents                                (289,000)            621,000
         Cash and cash equivalents, beginning of period                                       966,000             474,000
                                                                                      ---------------    ----------------

         Cash and cash equivalents, end of period                                     $       677,000    $      1,095,000
                                                                                      ===============    ================

         Supplemental disclosure of cash flow information:
           Cash paid for interest                                                     $        52,000    $         31,000
                                                                                      ===============    ================
           Cash paid for income taxes                                                 $       -          $        -
                                                                                      ===============    ================

         Supplemental disclosure of noncash financing activities:
           Conversion of debentures into common stock                                 $        40,000    $        -
                                                                                      ===============    ================

     The notes to the Consolidated Financial Statements are an integral part of these statements.