Form 10QSB
period 1996-06-30
MEDMARCO INC
filed 1996-08-12
CIK 882707

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
       ____________.

Commission File Number:  1-11534


                                 MEDMARCO, INC.
        (Exact name of small business issuer as specified in its charter)


           Utah                                              48-1092064
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)



                        215 South State Street, Suite 535
                           Salt Lake City, Utah 84111
                  ____________________________________________
                    (Address of principal executive offices)

                                 (801) 532-7525
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ]

The number of shares outstanding of the Company's common stock, par value $.001, as of July 22, 1996 was 3,903,909.

Transitional Small Business Disclosure Format (Check one)
Yes [ ]  No [X]

                                    PART I
                              FINANCIAL INFORMATION

Item 1.      Financial Statements.

      The interim (unaudited) consolidated financial statements of the Company for the 1996 reporting periods and the comparable periods for the preceding year are attached to and form a part of this report. The financial statements should be read in conjunction with the following explanatory notes.

1.    Basis of Presentation:

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

2.    Short-Term Debt:

      In January 1996, the Company paid off the $700,000 balance of a note payable to the former stockholders of Oxycare, Inc. ("Oxycare"). The payment was in accordance with the terms of the purchase agreement entered into by the Company and the former stockholders of Oxycare on December 21, 1995.

      On January 12, 1996, certain holders of the Company's Series A Convertible Debentures converted debentures with a principal value of $40,000 into shares of the Company's common stock. The Company issued 42,522 common shares pursuant to this conversion at a price of approximately $.94 per share. On May 31, 1996, the Company issued an additional 34,188 shares for $20,000, or a price of $.585 per share to the same debenture holders. The debentures originally matured on May 31, 1996, but were extended by mutual agreement to November 30, 1996. The debentures are convertible to common stock at the lesser of (a) market price less 28 percent, or (b) $.875 per share.

3.    Long-Term Debt:

      On March 31, 1996, the Company was obligated to retire approximately $220,000 of amounts owing on a note payable to a bank. During the period covered by this report, the bank agreed to extend the note for an additional six months on terms similar to those previously existing.

4.    Commitments and Contingencies:

Litigation

      As reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, on February 26, 1996, the former president of Health Industries, Inc. ("HII") and his wife filed a lawsuit against HII, the Company, and certain of its former officers and directors and a current director, alleging, among other things, breach of purchase agreement, breach of employment agreement and wrongful termination. Due to the preliminary state of the lawsuit, management, after consultation with legal counsel, is unable to estimate the ultimate liability, if any, that the Company might be subject to in this matter. Management believes that the lawsuit is without merit and that the Company will ultimately prevail in this action. However, the costs of defense and the ultimate resolution of this matter could result in additional expense and liability to the Company in the near term. Subject to the resolution of this matter, the Company has ceased making payments on a note payable to the former president (see "Legal Proceedings" under Part II, Item 1. below).

Registration Rights

      In connection with its acquisition of Oxycare, the Company agreed to file a registration statement within six months from the date of the acquisition. The Company agreed to file a registration statement for 275,000 shares of common stock and 225,000 common shares subject to the exercise of the warrants issued as consideration for the purchase of the outstanding capital stock of Oxycare. The Company is obligated to pay all expenses (except those related to the shares of the former Oxycare stockholders' legal counsel) related to this offering under the agreement.

      During the second quarter of 1996, the Company filed a registration statement on Form S-3 for registration of 500,000 shares of common stock and shares underlying the warrants related to the Oxycare acquisition. In addition, the Company registered the underlying shares related to previously issued bridge warrants. A total of 303,000 common shares related to the bridge warrants were registered. The warrants are exercisable at a price of $1.65 per share through October 31, 1996.

5.    Impact of Business Combination:

      The Company acquired all of the issued and outstanding stock of Oxycare, a supplier of DME medical equipment, on December 21, 1995. The acquisition was accounted for as a purchase, and as such, Oxycare's operating results have been included with those of the Company since the date of acquisition. For the six months ended June 30, 1996, Oxycare's revenues and related pre-tax income were approximately $690,000 and $150,000, respectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Second Quarter

      Revenues for the second quarter of 1996 totaled $2,951,000 compared to revenues of $3,247,000 during the same quarter in 1995, or a decrease of approximately nine percent. Revenues for the quarter were down due to the elimination and consolidation of certain unprofitable product lines, primarily in retail pharmacy.

      The Company's gross margin percentage increased to 58% for the second quarter of 1996 compared to 46% for the second quarter of 1995. On an absolute dollar basis, gross margin increased to $1,709,000 for the second quarter compared to $1,483,000 for 1995. The increase in gross margin was a result of a reduction in retail pharmacy sales which carry a lower gross margin, and an increase in DME and infusion related revenue, which have higher gross margins.

      Selling, general and administrative expenses for the quarter ended June 30, 1996 totaled $1,656,000, compared to $1,950,000 for the second quarter in 1995, or a reduction of approximately 15%. The reduction in operating expenses of approximately $294,000 was due in large part to the continuation of Management's restructuring efforts which commenced in the first quarter of 1996.

      The Company generated income from operations of $53,000 for the second quarter of 1996, compared to a loss from operations of $(467,000) for the second quarter of 1995. The Company was able to generate the positive operating results due to the factors mentioned above, primarily the Company's cost reduction efforts, a refocusing on profitable business units, and the consolidation of the profitable Oxycare operations which commenced in January, 1996. The Company incurred a net loss during the second quarter of 1996 of $(37,000) or $(.01) per share, compared to a net loss of $(393,000) or $(.08) per share for the same period in 1995. The reduction in the net loss for the first quarter of 1996 as compared to the first quarter of 1995 was due to the factors mentioned above.

Results of Operations - Year-to-Date

      Revenues year-to-date for 1996 aggregated $6,090,000 compared to revenues of $6,406,000 during the same period in 1995, or a decrease of approximately five percent. Revenues for the quarter were down due to the elimination and consolidation of certain unprofitable product lines, primarily in retail pharmacy.

      The Company's gross margin percentage increased to 55% year-to-date for 1996 compared to 47% for the first six months of 1995. On an absolute dollar basis, gross margin increased by $361,000 over 1995 despite a reduction in total revenue of $316,000 for the period. The increase in gross margin was a result of a reduction in retail pharmacy sales which carry a lower gross margin, and a corresponding increase in DME and infusion related revenue, which have higher gross margins.

      Selling, general and administrative expenses for the first half of 1996 totaled $3,428,000, compared to $3,881,000 for the second quarter in 1995, or a reduction of approximately 12%. The reduction in operating expenses of approximately $453,000 was due to the aforementioned restructuring efforts which commenced at the beginning of 1996.

      The Company incurred a loss for the first six months of 1996 of $(226,000) or $(.06) per share, compared to a net loss of $(766,000) or $(.16) per share for the same period in 1995. The reduction in the net loss for the first half of 1996 as compared to the first half of 1995 was due to the factors mentioned above, primarily the Company's cost reduction efforts, a refocusing on profitable business units, and the consolidation of the profitable Oxycare operations.

      Management continues its efforts to reduce operating expenses, primarily through the centralization of certain administrative and accounting related functions. Management will continue to aggressively pursue additional managed care provider contracts and service agreements, and is continually negotiating and bidding for new agreements and for profitable acquisition opportunities.


Liquidity and Capital Resources

      During the first six months of 1996, the Company used $41,000 of cash for operating activities, compared to a use of cash of $429,000 for the first half of 1995. This was due primarily to a reduction in the loss for the first six months of 1996. Management recognizes the need to improve the management and collection of accounts receivable. At the end of the second quarter, the Company began efforts to streamline Company wide invoicing and collection processes. In addition, the Company has hired experienced, home health care accounts receivable management personnel who will provide service to all Company operating units. Management expects to see continued material improvement in its billing and collection processes.

      The Company used cash in both investing and financing activities as it continued to purchase DME rental equipment for its growing equipment business, and as it paid down short and long-term debt during the period.

      At June 30, 1996, total current assets were $3,601,000 and total current liabilities were $4,252,000. Included in current liabilities is approximately $1,600,000 due to a financial institution under a credit agreement secured by accounts receivable and inventories. Amounts under the credit agreement are due in November 1997 but have been classified as short-term as the Company currently is not in compliance with the covenants of the agreement (see Part II Item 3. below). Current liabilities increased by $119,000 during the first six months of 1996 due primarily to an increase in accounts payable and additional borrowing under the credit agreement, net of the pay-off of a $700,000 short-term note payable which represented the final payment for the Oxycare acquisition.

      The large operating losses sustained and reported by the Company in previous periods have continued to cause the Company to operate in a deficit working capital position. Consequently, the Company continues to require additional capital to expand its business and to meet its debt obligations. Management continues to seek such capital through a number of possible sources and intends to obtain such capital through additional borrowing, one or more private placements of equity or debt securities, or through the sale of such securities to off-shore investors under Regulation S, or a combination of such transactions. Management may also consider possible public offerings of the Company's securities. In pursuing its goal of securing financing, Management will make every effort to minimize the dilutive effect of its money raising efforts. However, such transactions may result in substantial dilution to existing shareholders as restricted securities sold in private placements and shares offered in off-shore transactions are typically sold at prices that represent a discount from the market price of publicly traded securities.


                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

      During the period covered by this report, the Company was involved in the following material legal matter outside the ordinary course of business:

      Louis Goldstein and Barbara Goldstein v. Medmarco, Inc., et al., filed in Superior Court, Maricopa County, Phoenix, Arizona. Mr. and Mrs. Goldstein brought the above-titled action in February 1996, alleging wrongful termination, fraud and breach of contract against the Company and its officers and directors. The Company denies all of the plaintiffs' claims and allegations and intends to vigorously defend the action and to assert counterclaims against the Goldsteins for their actions in connection with the original sale of HII to the Company and management of HII following the acquisition. The ultimate resolution of this matter could result in additional expense and liability to the Company.

Item 2.  Changes in Securities.

      During the period covered by this report, the Company extended the expiration date of its Series A and Series B Stock Purchase Warrants from April 8, 1996 to January 31, 1997, as permitted by the terms of the Warrant Agreement governing such securities. As a consequence of this extension, these Warrants will not terminate as originally scheduled and the rights of the holders of such Warrants to exercise the same subject to the remaining terms and conditions of the Warrant Agreement and the Warrants will be unaffected. Without the extension, the Warrants would have expired and the holders would not have had any continuing rights to acquire shares of the Company's common stock under such securities.

      Effective May 31, 1996, the Company and the holders of certain convertible debentures with a principal value of $200,000 agreed to extend the maturity date of such debentures to November 30, 1996.

Item 3.  Defaults Upon Senior Securities

      The Company has a credit agreement with a financial institution which enables the Company to borrow on a line-of-credit through November 30, 1997. As of June 30, 1996, the maximum borrowing limit was $2,500,000 with a balance outstanding of approximately $1,600,000. Amounts borrowed by the Company are secured by accounts receivable and inventories and are limited to the borrowing base formula set forth under the credit agreement. In addition, the credit agreement requires that the Company maintain certain working capital, debt to worth and earnings related loan covenants. The Company was not in compliance with these covenants at June 30, 1996, and the lender has not waived its rights to seek remedy under the provisions of the credit agreement. Management does not believe this obligation will be called in advance of its scheduled maturity due to the adequacy of the related collateral.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the reporting period.

Item 5.  Other Information.

      Effective July 31, 1996, Mr. James C. McNees resigned as Chairman of the Company's Board of Directors. Mr. McNees, age 74, retired due to health reasons. As of the same date, Mr. Charles W. McLaughlin, an existing Board member and current President and CEO of Forte Communications, Inc., was appointed the new Chairman. In addition, Mr. William D. Carraway, President and CEO of Oasis Environmental, Inc. (a corporation with securities registered under and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended), was elected by the Board to fill the vacancy left by Mr. McNees. Mr. Carraway, age 52, has over 25 years executive management and Board level experience with over ten years experience in the health care industry.

Item 6.  Exhibits and Reports on Form 8-K

      a.  Exhibits.

          Exhibit 27 -- Financial Data Schedule

      b.  Reports on Form 8-K.
          None.

                           SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDMARCO, INC.




By:  /s/  Thomas O. Bushell               Date: August 9, 1996
   Thomas O. Bushell
   Chief Executive Officer



By:  /s/  William V. Trowbridge         Date: August 9, 1996
   William V. Trowbridge
   Chief Financial Officer

MEDMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                   June 30,           December 31,
                                                                     1996                 1995
                                                                 --------------     ---------------
                                                                  (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                    $     332,000       $     966,000
    Trade accounts receivable, net                                   2,170,000           1,555,000
    Inventories                                                        975,000           1,146,000
    Current portion of note receivable                                  59,000              59,000
    Current portion of notes receivable from related party              17,000              17,000
    Prepaid expenses                                                    48,000              51,000
                                                                 --------------     ---------------
                                                                     3,601,000           3,794,000


Rental Equipment, net                                                1,049,000             906,000
Property and Equipment, net                                            341,000             380,000
Note Receivable, less current portion                                  114,000             146,000
Notes Receivable from Related Party, less current portion               22,000              22,000
Goodwill                                                             1,128,000           1,184,000
Deposits                                                                78,000              53,000
                                                                 --------------      --------------
                                                                 $   6,333,000       $   6,485,000
                                                                 ==============      ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Note payable and convertible debentures                       $    200,000        $    960,000
    Current portion of long-term debt                                2,338,000           1,807,000
    Current portion of long-term debt to related party                  45,000              45,000
    Accounts payable                                                 1,074,000             737,000
    Accrued liabilities                                                595,000             584,000
                                                                 --------------      --------------
                                                                     4,252,000           4,133,000

Long-term Debt, less current portion                                   672,000             777,000
Long-term Debt to Related Party, less current portion                  121,000             121,000
Other Liabilities                                                       49,000              49,000
                                                                 --------------      --------------
                                                                     5,094,000           5,080,000
                                                                 --------------      --------------
Commitments and Contingencies (note 4)

Stockholders' Equity:
    Preferred stock, $.001 par value; authorized 20,000,000
      shares; none issued                                                 -                   -
    Common stock, $.001 par value; authorized 30,000,000
      shares; 3,903,909 and 3,827,094 shares issued,
      respectively                                                       4,000               4,000
     Additional paid-in capital                                      6,448,000           6,388,000
     Common stock warrants and options                                 668,000             668,000
     Accumulated deficit                                            (5,881,000)         (5,655,000)
                                                                 --------------      --------------
                                                                     1,239,000           1,405,000
                                                                 --------------      --------------
                                                                 $   6,333,000       $   6,485,000
                                                                 ==============      ==============



    The notes to the Consolidated Financial Statements are an integral part of these statements.

MEDMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Three months ended
                                                                 ----------------------------------
                                                                    June 30,            June 30,
                                                                      1996                1995
                                                                 --------------      --------------
                                                                  (unaudited)          (unaudited)
Revenues                                                         $   2,951,000       $   3,247,000

Cost of revenues                                                     1,242,000           1,764,000
                                                                  -------------      --------------

    Gross Margin                                                     1,709,000           1,483,000

Selling, general and administrative expenses                         1,656,000           1,950,000
                                                                 --------------      --------------

    Income (loss) from operations                                       53,000            (467,000)

Other income (expense)                                                 (90,000)             74,000
                                                                 --------------      --------------

    Net loss before income taxes                                       (37,000)           (393,000)

Provision for income taxes                                                 -                   -
                                                                 --------------      --------------

    Net loss                                                     $     (37,000)      $    (393,000)
                                                                 ==============      ==============



Net Loss Per Common Share                                        $       (0.01)      $       (0.08)
                                                                 ==============      ==============

Weighted Average Common Shares Outstanding                           3,892,513           4,868,581
                                                                 ==============      ==============



    The notes to the Consolidated Financial Statements are an integral part of these statements.

MEDMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Six months ended
                                                                 ----------------------------------
                                                                    June 30,            June 30,
                                                                      1996                1995
                                                                 --------------      --------------
                                                                   (unaudited)         (unaudited)

Revenues                                                         $   6,090,000       $   6,406,000

Cost of revenues                                                     2,726,000           3,403,000
                                                                 --------------      --------------

    Gross Margin                                                     3,364,000           3,003,000

Selling, general and administrative expenses                         3,428,000           3,881,000
                                                                 --------------      --------------

    Loss from operations                                               (64,000)           (878,000)

Other income (expense)                                                (162,000)             38,000
                                                                 --------------      --------------

    Net loss before income taxes                                      (226,000)           (840,000)

Provision for income taxes                                                -                 74,000
                                                                 --------------      --------------


    Net loss                                                     $    (226,000)      $    (766,000)
                                                                 ==============      ==============




Net Loss Per Common Share                                        $       (0.06)      $       (0.16)
                                                                 ==============      ==============


Weighted Average Common Shares Outstanding                            3,881,117          4,868,581
                                                                 ==============      ==============





       The notes to the Consolidated Financial Statements are an integral part of these statements.

MEDMARCO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Six months ended
                                                                 -----------------------------------
                                                                    June 30,            June 30,
                                                                      1996                1995
                                                                 --------------      --------------
                                                                   (unaudited)         (unaudited)
Cash flows from operating activities:
    Net loss                                                     $    (226,000)      $    (766,000)
    Adjustments to reconcile net loss to cash
    used in operating activities:
        Depreciation and amortization                                  278,000             361,000
        Loss  from disposition of assets                                  -                 54,000
        Increase in trade accounts receivable                         (615,000)           (129,000)
        (Increase) decrease in inventories                             171,000            (139,000)
        Decrease in prepaid expenses                                     3,000              57,000
        Increase in accounts payable                                   337,000              58,000
        Increase in accrued liabilities                                 11,000              75,000
                                                                 --------------      --------------
Net cash used in operating activities                                  (41,000)           (429,000)
                                                                 --------------      --------------

Cash flows from investing activities:
    Issuance of notes and loans receivable                               -                 (29,000)
    Payments received on notes receivable                               32,000              31,000
    Purchase of property and rental equipment and other               (351,000)           (200,000)
                                                                 --------------      --------------
Net cash used in investing activities                                 (319,000)           (198,000)
                                                                 --------------      --------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                           633,000             961,000
    Repayments of long-term debt and notes payable                    (907,000)           (117,000)
                                                                 --------------      --------------
Net cash provided by (used in) financing activities                   (274,000)            844,000
                                                                 --------------      --------------

Net increase (decrease) in cash and cash equivalents                  (634,000)            217,000
Cash and cash equivalents, beginning of period                         966,000             474,000
                                                                 --------------       -------------

Cash and cash equivalents, end of period                         $     332,000        $    691,000
                                                                 ==============       =============


Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $     140,000       $      54,000
                                                                 ==============      ==============



Supplemental disclosure of noncash financing activities:
    Conversion of debentures into common stock                   $      60,000       $       -
                                                                 ==============      ==============


       The notes to the Consolidated Financial Statements are an integral part of these statements.