Form 10QSB
period 1996-09-30
MEDMARCO INC
filed 1996-11-12
CIK 882707

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                               Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                    Commission file number 1-11534


                             THC HOMECARE, INC.
       (Exact name of small business issuer as specified in its charter)


            Utah                              48-1092064
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation or organization)


                     215 South State Street, Suite 535
                         Salt Lake City, Utah 84111
                  (Address of principal executive offices)

                             (801) 532-7525
                       (Issuer's telephone number)

                                MEDMARCO, INC.
                                (Former name)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or Section 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes    X    or No

The number of shares outstanding of the Company's common stock, par value $.001, as of October 29, 1996 was 4,407,401.

Transitional Small Business Disclosure Format
(Check one)
Yes__  No  X

                                   PART I

Item 1.  Financial Statements

                   THC HOMECARE, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                               Sept. 30,         Dec. 31
                                               1996              1995
                                               (unaudited)
ASSETS
Current Assets:
    Cash                                       $     60,000      $   966,000
    Trade accounts receivable, net                2,589,000        1,555,000
    Inventories                                   1,145,000        1,146,000
    Current portion of note receivable               88,000           59,000
    Current portion of notes receivable
       from related party                            17,000           17,000
    Prepaid expenses                                 84,000           51,000
                                                  _________        _________
                                                  3,983,000        3,794,000

Rental Equipment, net                             1,193,000          906,000
Property and Equipment, net                         330,000          380,000
Note Receivable, less current portion                99,000          146,000
Notes Receivable from Related Party,
    less current portion                             22,000           22,000
Goodwill                                          1,128,000        1,184,000
Deposits                                             77,000           53,000
                                                  _________        _________
                                                 $6,832,000       $6,485,000
                                                 ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Note payable and convertible debentures          $  170,000       $  960,000
Current portion of long-term debt                 2,558,000        1,807,000
Current portion of long-term debt
    to related party                                 45,000           45,000
Accounts payable                                  1,474,000          737,000
Accrued liabilities                                 434,000          584,000
                                                  _________        _________
                                                  4,681,000        4,133,000

Long-term Debt, less current portion                697,000          777,000
Long-term Debt to Related Party,
     less current portion                           121,000          121,000
Other Liabilities                                    49,000           49,000
                                                  _________        _________

                                                  4,681,000        4,133,000

Commitments and Contingencies (note 4)

Stockholders' Equity:
   Preferred stock, $.001 par value;
   authorized 20,000,000 shares;
   none issued
  Common stock, $.001 par value;
   authorized 30,000,000 shares;
   3,983,909 and 3,827,094 shares
   issued, respectively                               4,000            4,000
  Additional paid-in capital                      6,478,000        6,388,000
  Common stock warrants and options                 668,000          668,000
  Accumulated deficit                            (5,866,000)      (5,655,000)
                                                 ___________      __________
                                                  1,284,000        1,405,000
                                                 ___________      __________
                                                 $6,832,000       $6,485,000
                                                 ===========      ==========

THC HOMECARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three months ended
                                                      September 30,
                                                 1996             1995
                                                 ________         _______
                                               (unaudited)      (unaudited)
Revenues                                       $2,829,000       $2,885,000
Cost of revenues                                1,131,000        1,361,000
                                                _________        _________
Gross margin                                    1,698,000        1,524,000
Selling, general and administrative expenses    1,599,000        2,425,000
                                                _________        _________
Income (loss) from operations                      99,000        ( 901,000)
Other income (expense)                            (84,000)          76,000
                                                _________       __________
Net income (loss) before income taxes              15,000        ( 825,000)
Provision for income taxes                              -         ( 74,000
                                                 --------       ----------

Net income (loss)                               $  15,000       $ (899,000)
                                                =========       ==========

Net Income (Loss) Per Common Share              $       0       $ (    .23)
                                                =========       ==========
Weighted Average Common Shares Outstanding      3,930,576        3,903,859
                                                =========       ==========

THC HOMECARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Nine months ended
                                                        September 30,
                                                 1996           1995
                                                 ________       ________
                                                (unaudited)    (unaudited)
Revenues                                        $8,919,000     $ 9,291,000
Cost of revenues                                 3,857,000       4,764,000
                                                 _________      __________
Gross margin                                     5,062,000       4,527,000
Selling, general and administrative expenses     5,027,000       6,306,000
                                                 _________      __________
Income (loss) from operations                       35,000      (1,779,000)
Other income (expense)                            (246,000)        114,000
                                                 _________      __________
Net income (loss) before income taxes             (211,000)     (1,665,000)

Provision for income taxes                               -               -
                                                ----------      ----------

Net income (loss)                                $(211,000)    $(1,665,000)
                                                ==========     ===========


Net Income (Loss) Per Common Share               $(    .05)    $ (     .38)
                                                ==========     ===========
Weighted Average Common Shares Outstanding       3,908,603       4,425,665
                                                ==========     ===========

THC HOMECARE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine Months Ended
                                                         Sept. 30,
                                                    1996          1995
                                                (unaudited)    (unaudited)
Cash flows from operating activities:
  Net loss                                      $  (211,000)   $(1,665,000)
  Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
    Depreciation and amortization                   383,000        482,000
    Loss from disposition of assets                       -         54,000
    (Increase) decrease in trade accounts
         receivable, net                         (1,034,000)       341,000
    (Increase) decrease in inventories                1,000       ( 91,000)
    (Increase) decrease in prepaid expenses      (   33,000)        57,000
    Increase in accounts payable                    737,000      1,197,000
    Increase (decrease) in accrued
         liabilities                               (150,000)        75,000
                                                 -----------   -----------
Net cash provided by (used in) operating
     activities                                  (  307,000)       450,000
                                                 -----------   -----------

Cash flows from investing activities:

    Issuance of notes and loans receivable       (   30,000)      ( 29,000)
    Payments received on notes receivable            47,000         44,000
    Purchase of property, rental equipment
         and other assets                        (  588,000)     ( 447,000)
                                                 -----------    -----------

Net cash used in investing activities             ( 571,000)      (432,000)
                                                 -----------    -----------

Cash flows from financing activities

    Proceeds from issuance of long-term debt      1,023,000        730,000
    Redemption of common                                  -      ( 975,000)
    Proceeds from sale of common stock                    -        100,000
    Repayments of long-term debt and notes
         payable                                 (1,051,000)      (120,000)
                                                 -----------    ----------
Net cash used in financing activities             (  28,000)      (265,000)
                                                 ___________    __________

Net decrease in cash                              ( 906,000)      (247,000)
Cash beginning of period                            966,000        474,000
                                                 -----------     ---------
Cash end of period                               $   60,000     $  227,000
                                                 ===========    ==========

Supplemental disclosure of cash flow
    information
    Cash paid for interest                       $  269,000     $  116,000
                                                 ===========    ===========

Supplemental disclosure of noncash
    financing activities:
    Conversion of debentures into common
        stock                                        90,000             -
                                                 ===========    ===========
    Issuance of note payable in connection
    with stock redemption                        $        -     $   600,000
                                                 ===========    ===========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The accompanying interim (unaudited) consolidated financial statements of the Company as of September 30, 1996, and for the three and nine month reporting periods in 1996 and the comparable periods for the preceding year should be read in conjunction with the following explanatory notes.

1.     Basis of Presentation:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

2.     Short-Term Debt:

     In January 1996, the Company paid off the $700,000 balance of a note payable to the former stockholders of Oxycare, Inc. ("Oxycare"), a wholly owned subsidiary of the Company. The payment was in accordance with the terms of the purchase agreement entered into by the Company and the former stockholders of Oxycare on December 21, 1995.

     On January 12, 1996, certain holders of the Company's Series A Convertible Debentures converted debentures with a principal balance of $40,000 into shares of the Company's common stock. The Company issued 42,522 common shares pursuant to this conversion at a price of approximately $.94 per share. On May 31, 1996, the Company issued 34,188 common shares pursuant to the conversion of $20,000 of the debentures at a price of approximately $.585 per share. On August 28, 1996, the Company issued 80,000 common shares pursuant to the conversion of $30,000 debentures at a price of approximately $.38 per share. Subsequent to the date covered by this report (on October 29, 1996) the debenture holders converted debentures with a principal balance of $20,000 into 63,492 shares of the Company's common stock at a price of approximately $.32 per share. These debentures originally matured on May 31, 1996, but were extended by mutual agreement to November 30, 1996. The debentures are convertible to common stock at the lesser of (a) market price less 28 percent, or (b) $.875 per share.

3.     Long-Term Debt:

     On March 31, 1996, the Company was obligated to retire approximately $220,000 of amounts owing on a note payable to a bank. However, during the period covered by this report, the bank agreed to extend the note through November 30, 1996, on terms similar to those previously existing.

     The Company has another note payable to a bank in the principal amount of approximately $140,000 that was due to mature on October 15, 1996. Management has negotiated an extension of this note under similar terms for an additional two years, at which time the principal amount of the note will have been paid in full.

4.     Commitments and Contingencies:

     Litigation.     As reported in the Company's Annual Report on Form 10-KSB
for the year ended December 31, 1995, on February 26, 1996, the former president of Health Industries, Inc. ("HII") and his wife filed a lawsuit against HII, the Company, and certain of its former officers and directors and a current director, alleging, among other things, breach of purchase agreement, breach of employment agreement and wrongful termination. The Company has not yet filed an answer to this complaint. Due to the preliminary state of the lawsuit, management, after consultation with legal counsel, is unable to estimate the ultimate liability, if any, that the Company might be subject to in this matter. Management believes that the lawsuit is without merit and that the Company will ultimately prevail in this action. However, the costs of defense and the ultimate resolution of this matter could result in additional expense and liability to the Company in the near term. Subject to the resolution of this matter, HII has ceased making payments on a note payable to the former president of HII (see "Legal Proceedings" under Part II, Item 1).

     Registration Rights. In connection with its acquisition of Oxycare in December 1995, the Company agreed to file a registration statement within six months from the date of the acquisition. The Company agreed to register 275,000 shares of common stock and 225,000 common shares subject to the exercise of certain warrants issued as consideration for the purchase of all outstanding stock of Oxycare. The Company is obligated to pay all expenses (except those related to the shares of the former Oxycare stockholders' legal counsel) related to filing this registration statement and completing the offering.

     During the second quarter of 1996, the Company filed a registration statement on Form S-3 for the registration of 500,000 shares of common stock including the shares underlying the warrants related to the Oxycare acquisition. In addition, the Company registered the underlying shares related to previously issued bridge warrants. A total of 303,000 common shares related to the bridge warrants were registered. The bridge warrants were exercisable at a price of $1.65 per share through October 31, 1996.

Item 2. Management's Discussion and Analysis

Results of Operations - Third Quarter

     Revenues for the third quarter of 1996 totaled $2,829,000 compared to revenues of $2,885,000 during the same quarter in 1995, or a decrease of approximately two percent. Revenues for the quarter were down due to the elimination and consolidation of certain unprofitable product lines, primarily in retail pharmacy. After elimination of retail pharmacy revenue, revenues from the Company's core DME and infusion businesses increased approximately 35% for the third quarter of 1996 compared to the third quarter of 1995.

     The Company's gross margin percentage increased to 60% for the third quarter of 1996 compared to 53% for the third quarter of 1995. On an absolute dollar basis, gross margin increased to $1,698,000 for the 1996 third quarter compared to $1,524,000 for 1995. The increase in gross margin was a result of a reduction in retail pharmacy sales which carry a lower gross margin, and an increase in DME and infusion business revenues which have higher gross margins.

     Selling, general and administrative expenses for the quarter ended September 30, 1996, totaled $1,599,000, compared to $2,425,000 for the third quarter in 1995, or a reduction of approximately 34%. The reduction in operating expenses of $826,000 was due in large part to the continuation of management's restructuring efforts which commenced in the first quarter of 1996.

     The Company generated income from operations of $99,000 for the third quarter of 1996, compared to a loss from operations of $(901,000) for the third quarter of 1995. The Company generated the positive operating results due to the factors mentioned above, primarily the Company's cost reduction efforts, a refocusing on profitable business units, and the consolidation of the profitable Oxycare operations which commenced in January 1996. The Company generated net income during the third quarter of 1996 of $15,000, or $.00 per share, compared to a net loss of $(899,000) or $(.23) per share for the same period in 1995. The Company's improvement in operating results for the third quarter of 1996 as compared to the third quarter of 1995 was due to the factors mentioned above.

Results of Operations - For the Nine Months Ended September 30,1996

     Revenues for the nine months ended September 30, 1996, aggregated $8,919,000 compared to revenues of $9,291,000 during the same period in 1995, or a decrease of approximately four percent. As mentioned above, revenues are slightly lower in the current period due to the elimination and consolidation of certain unprofitable product lines, primarily in retail pharmacy. After elimination of retail pharmacy revenue, revenues from the Company's core DME and infusion businesses increased approximately 17% over the comparable nine-month period of 1995.

     The Company's gross margin percentage increased to 57% for the nine months ended September 30, 1996, compared to 49% for the first nine months of 1995. On an absolute dollar basis, gross margin increased by $535,000 over 1995 despite a reduction in total revenue of $372,000 for the period. The increase in gross margin was a result of a reduction in retail pharmacy sales which carry a lower gross margin, and a corresponding increase in DME and infusion business revenues, which have higher gross margins.

     Selling, general and administrative expenses for the first nine months of 1996 totaled $5,027,000, compared to $6,306,000 for the comparable period in 1995, or a reduction of approximately 20%. The reduction in operating expenses of $1,279,000 was due to restructuring efforts which commenced at the beginning of 1996.

     The Company incurred a net loss for the first nine months of 1996 of $(211,000) or $(.05) per share, compared to a net loss of $(1,665,000) or $(.38) per share for the same period in 1995. The reduction in the net loss for the nine months ended September 30, 1996, as compared to 1995 was due to the factors mentioned above, primarily the Company's cost reduction efforts, a refocusing on profitable business units, and the consolidation of the profitable Oxycare operations.

     Management continues its efforts to reduce operating expenses, primarily through the centralization of certain administrative and accounting related functions. Management will continue to aggressively pursue additional managed care provider contracts and service agreements, and is continually negotiating and bidding for new agreements and for profitable acquisition opportunities.

Liquidity and Capital Resources

     During the first nine months of 1996, the Company used $307,000 of cash for operating activities, compared to cash provided by operating activities in the first nine months of 1995 of $450,000. This difference is due primarily to the large increase in accounts receivable for 1996 as the Company has commenced the centralization of billing and collection efforts. Management recognizes the need to improve the management and collection of accounts receivable. At the end of the second quarter, the Company began efforts to streamline Company-wide invoicing and collection processes, which has caused a temporary delay in certain collection efforts. In addition, the Company has hired experienced, home health care accounts receivable management personnel who will provide service to all Company operating units. Management expects to see significant improvement in its billing and collection processes in the near future.

     The Company used cash in both investing and financing activities as it continued to purchase DME rental equipment for its growing equipment business, and as it paid down short and long-term debt during the period.

     At September 30, 1996, total current assets were $3,983,000 and total current liabilities were $4,681,000. Included in current liabilities is approximately $1,900,000 due to a financial institution under a credit agreement secured by accounts receivable and inventories. Amounts under the credit agreement are due in November 1997 but have been classified as short-term as the Company currently is not in compliance with the covenants of the original agreement (see Part II Item 3). Current liabilities increased by $548,000 during the first six months of 1996 due primarily to an increase in accounts payable and additional borrowing under the credit agreement, net of the pay-off of a $700,000 short-term note payable which represented the final payment for the Oxycare acquisition.

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

     Forward-looking Statements. From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters. This report contains statements that are forward-looking. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: current cash flow and operating deficits, the Company's need to service short- and long-term debt, the possible effects of future changes in government regulation of health care and limitations on health care reimbursement levels, the need for additional working capital to finance operations and expansion and the availability of financing. There may be other risks that are outside the control of the Company that are mentioned elsewhere in this report and in other published reports of the Company.

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

Item 2.  Changes in Securities.

     The Company extended the expiration date of its Series A and Series B Stock Purchase Warrants from April 8, 1996 to January 31, 1997, as permitted by the terms of the Warrant Agreement governing such securities. As a consequence of this extension, these Warrants will not terminate as originally scheduled and the rights of the holders of such Warrants to exercise the same subject to the remaining terms and conditions of the Warrant Agreement and the Warrants will be unaffected. Without the extension, the Warrants would have expired and the holders would not have had any continuing rights to acquire shares of the Company's common stock under such securities. Management currently anticipates allowing the warrants to expire as scheduled without any further extension or modification.

Item 3.  Defaults Upon Senior Securities

     The Company has a credit agreement with a financial institution which enables the Company to borrow on a line-of-credit through November 30, 1997. As of September 30, 1996, the maximum borrowing limit was $2,500,000 and the Company had a balance outstanding of approximately $1,900,000. Amounts borrowed by the Company are secured by accounts receivable and inventories and are limited to the borrowing base formula set forth under the credit agreement. In addition, the credit agreement requires that the Company maintain certain working capital, debt to worth and earnings related loan covenants. The Company has not been in compliance with these covenants since the beginning of 1996, and the lender has not waived its rights to seek remedy under the provisions of the credit agreement. The lender has not called the note at this time. Management does not believe this obligation will be called in advance of its scheduled maturity due to the adequacy of the related collateral. This debt has been classified as current in the accompanying balance sheet as required by accepted accounting principles.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Following the end of the period covered by this report, the Company's Annual Meeting of Shareholders was held on October 25, 1996. Proxies for the meeting were solicited by the Company pursuant to Regulation 14A of the Exchange Act. A total of 3,983,909 shares were issued and outstanding as of September 16, 1996, the record date of the meeting. A total of 2,288,327 shares were represented in person or by proxy at the meeting, constituting a quorum for purposes of convening the meeting. A brief description of the matters voted upon and a tabulation of the voting is as follows:

                                                     Against or
                                        For          Withheld     Abstentions
1. Election of Directors:

     Charles W. McLaughlin              2,192,337    0            95,990
     William D. Carraway                2,191,337    0            96,990

Thomas O. Bushell remains as Director.

2. Change of Company's Name
   to THC HomeCare, Inc.                2,260,727    22,500        5,100

3. Ratify Selection of Arthur
   Andersen as the Company's
   Independent Accountants              2,259,027    23,100        6,200

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits.

          Exhibit 27 -- Financial Data Schedule

     b.  Reports on Form 8-K.

A Form 8-K was filed on September 17, 1996, relating to the proposed change of the Company's name from Medmarco, Inc. to THC HomeCare, Inc. A final report on Form 8-K was filed October 30 to report the filing of Articles of Amendment to effect the change of name of the Company.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THC HOMECARE, INC.



                                            By:  /s/ William V. Trowbridge
                                             ---------------------------
                                             William V. Trowbridge,
                                             Vice President Finance
                                             Principal Financial Officer

Date: November 12, 1996
     -----------------